Form 10-K
period 2003-12-31
GS MORTGAGE SECURITIES CORP GSRPM MOR LOAN TR 2003-2
filed 2004-03-29
CIK 1261846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number  333-10018-16

                         GS MORTGAGE SECURITIES CORP
             (Exact name of registrant as specified in its charter)


       Delaware                                       13-6357101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

            GSRPM Mortgage Pass-Through Certificates, Series 2003-2 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

GS MORTGAGE SECURITIES CORP
GSRPM Mortgage Pass-Through Certificates, Series 2003-2
-----------------------------------------------------------------------

PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicers or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 29.


Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

     Current Report on Form 8-K dated December 26, 2003 was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 and Item 7.

(c) Exhibits to this report.

     Annual Independent Accountant's Servicing Report concerning servicing activities filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for filed as Exhibit 99.2 herto.

     Annual  Statement of Compliance  filed as Exhibit 99.3 hereto.

d) Not applicable.

GS MORTGAGE SECURITIES CORP
GSRPM Mortgage Pass-Through Certificates, Series 2003-2
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 26, 2004            By:   /s/ Janet Bell
      ----------------------             --------------------------------------
                                  Name:  Janet Bell
                                 Title:  Chief Executive Officer

                            DEPOSITOR CERTIFICATION

     Re: GSRPM Pass-Through Certificates, Series 2003-2 (the "Trust"), issued pursuant to the Trust Agreement, dated as of August 1, 2003 (the "Trust Agreement"), among JPMorgan Chase Bank, as trustee (the "Trustee"), and GS Mortgage Securities Corp., as depositor (the "Depositor"), and serviced by GMAC Mortgage Corporation, Wells Fargo Home Mortgage, Inc., and Countrywide Home Loans, Inc., (the "Servicers") pursuant to the respective servicing agreement (the "Servicing Agreement")

I, Janet Bell, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.

     Date: March 26, 2004
           ------------------------------------

     By:   /s/ Janet Bell
           --------------------------------------
     Name:   Janet Bell
     Title:  Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

99.1    Annual Independent Accountant's Servicing Report

        GMAC Mortgage Corporation, as Servicer
        Wells Fargo Home Mortgage, Inc., as Servicer,
        Countrywide Home Loans, Inc., as Servicer


99.2    Report of Management as to Compliance with Minimum Servicing  Standards

        GMAC Mortgage Corporation, as Servicer
        Wells Fargo Home Mortgage, Inc., as Servicer,
        Countrywide Home Loans, Inc., as Servicer

99.3    Annual  Statement of Compliance

        GMAC Mortgage Corporation, as Servicer
        Wells Fargo Home Mortgage, Inc., as Servicer,
        Countrywide Home Loans, Inc., as Servicer

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                        -------------------------------
GMAC
PriceWaterhouseCoopers
Boston, MA




                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                         Report of Independent Auditors

To the Board of Directors and Stockholder
GMAC Mortgage Corporation:

     We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management asssertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Company's compliance with the standards.

     In our opinion, management's assertion, that the Company complied with the aforementioned standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCoopers LLP
-------------------------------

March 24, 2004

KPMG
2500 Ruan Center
666 Grand Avenue
Des Moines, IA  50309


                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage, Inc.:


     We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
     KPMG

February 25, 2004

Grant Thornton
Suite 300
1000 Wilshire Blvd
Los Angeles, CA  90017-2464

               Report of Independent Accountants on Management's
            Assertion on Compliance With Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

Board of Directors
Countrywide Financial Corporation

     We have examined management's assertion about Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankes Association of America's Uniform single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2003 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.


By:  /s/ Grant Thornton LLP
---------------------------
Grant Thornton LLP
Los Angeles, California
February 27, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                  -----------
GMAC Mortgage


                                                                     Exhibit I
                      Management's Assertion on Compliance
                     with USAP Minimum Servicing Standards


March 19, 2004

     As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

     As of and for this same period, the Company had in effect a fidelity bond and an error and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.


/s/ David Applegate
-----------------------
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp


/s/ Ralph Hall
-----------------------
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp

Wells Fargo Home Mortgage
1 Home Campus
Des Moines, IA  50328-0001



MANAGEMENT ASSERTION

     As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wells Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



By:  /s/ Pete Wissinger                         February 25, 2004
     --------------------------
     Pete Wissinger
     Chief Executive Officer

By:  /s/ Michael J. Heid                        February 25, 2004
     --------------------------
     Michael J. Heid
     Chief Financial Officer
     Executive Vice President

By:  /s/ Michael Lepore                         February 25, 2004
     --------------------------
     Michael Lepore
     Executive Vice President
     Loan Servicing

By:  /s/ Robert Caruso                          February 25, 2004
     --------------------------
     Robert Caruso
     Executive Vice President
     Servicing Operations

                                                Countrywide
                                                4500 Park Granada
                                                Calabasas, California  91302
                                                (818) 225-3508

February 27, 2004

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA  90017

Gentlemen:

     As of and for the year ended December 31, 2003, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly ownded subsididary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $215 million and $240 million, respectively.

     The Company investigated the matters noted in the Schedule of Findings and noted due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the numer and quality of staff in this area through additional hiring and training. As a result, management is not aware of any current USAP violations related to these accounts.

Sincerely,

/s/ Thomas K. McLaughlin
------------------------------
Senior Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director, Finance
Loan Administration


                       Countrywide Financial Corporation
                              SCHEDULE OF FINDINGS
                               December 31, 2003

Statement of Condition:
During our testing of the Custodial Cash bank reconciliations, we noted that 1 reconciliation out of 30 reconciliations was not prepared within 45 days of the cutoff date. Additionally, there were 2 reconciliations out of 30 reconciliations that had items outstanding greater than 90 days that could have been cleared earlier. Each of these exceptions did not meet the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers (the USAP).

Criteria:
The Uniform Single Attestation Program for Mortgage Bankers, Section 1.1, requires that reconciliations are mathematically accurate and are prepared within forth-five (45) calendar days after the cutoff date. Reconciliating items shall also be resolved within ninety (90) calendar days of their original identification.

Recommendation:
We recommend that the Company prepare Custodial Cash bank reconciliations and clear reconciling items within the minimum time periods specified by the USAP.

Corrective Action Plan:
Due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, the Company is not aware of any current USAP violations related to these accounts.

                                 EXHIBIT 99.3
                        Annual Statement as to Compliance
                        -------------------------------
March 15, 2004

JPMorgan Chase Bank
Attn:  Thomas Venusti
4 New York Plaza - 6th Floor
New York, NY  10004

RE:  Officers Statement of Compliance
     Year Ending 2003

     We hereby certify to the best of our knowledge and belief, that for the calendar year 2003:

1.   A  review  of the  activities  of the  Seller/Servicer  and of  performance
     according  to  the   Seller/Servicer   contract  has  been  made  with  the
     undersigned Officer's knowledge.

2. To the best of the undersigned Officer's knowledge, and based on such review, he Seller/Servicer has fulfilled all its obligations under the Guides for such year.

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 5060J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.

5.   All property inspections have been completed as required.

6.   Compliance relative to Adjustable Rate Mortgages has been met.

7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer:       GMAC Mortgage Corporation

By:             /s/ Michael Kacergis
                ------------------------
Name:           Michael Kacergis

Title:          Manager, Operations Risk Management

Wells Fargo Home Mortgage, Inc.
1 Home Campus
Des Moines, IA  50328-0001



RE:  2003 Annual Certification

     We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

     1. All real estate taxes, bonds assessments and other lienable items have been paid.

     2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have beenpaid (if applicable).

     3. Hazard insurance policies hald by us meet the requirements as specified in the servicing agreement, or those of a normal pruident lender if not specified, and those premiums due have been paid.

     4. We have made all preperty inspections as required.

     5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

     6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Gguide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year.

Sincerely,


By:     /s/ John B. Brown
        ------------------
        John B. Brown
        Vice President
        Wells Fargo Home Mortgage, Inc.

Countrywide
400 Countrywide Way, SV-44
Simi Valley, California 93065-6298
(805) 520-5100

March 12, 2004

J P Morgan Chase
4 New York Plaza 6th Floor
New York, NY  10004
Attn:  Thomas Venusti

OFFICER'S CERTIFICATE

     I, Joseph M. Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

     I have reviewed the activities and performances of the Servicer during the fiscal year ended December 31, 2003 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

By: /s/ Joseph M. Candelario                    03/12/04
----------------------------                    ---------
Joseph M. Candelario                            Date
First Vice President
Compliance Officer
Loan Administration